Form 10-K
period 2000-01-29
CHARMING SHOPPES RECEIVABLES CORP
filed 2000-04-28
CIK 1077599

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                For the fiscal year ended January 29, 2000

                  Commission File Number       333-71757

                       CHARMING SHOPPES MASTER TRUST
                                 (Issuer)

                    Charming Shoppes Receivables Corp.
          (Exact Name of Registrant as Specified in its Charter)

            Delaware                                 51-0383871
  State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)

        3411 Silverside Road
        Wilmington, Delaware                                      19810
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code         (302) 479-5510

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                        Yes        X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   ( X )

DOCUMENTS INCORPORATED BY REFERENCE.

     No documents have been incorporated by reference in this Form 10-K.

                             TABLE OF CONTENTS

                                                                         Page


PART I                                                                     1
     Item 1.   Business                                                    1
     Item 2.   Properties.                                                 1
     Item 3.   Legal Proceedings.                                          1
     Item 4.   Submission of Matters to a Vote of Security Holders.        1

PART II                                                                    1
     Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.                                             1
     Item 6.   Selected Financial Data.                                    1
     Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       1
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.  1

     Item 8.   Financial Statements and Supplementary Data.                2
     Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.                                        2

PART III                                                                   2
     Item 10.  Directors and Executive Officers of the Registrants.        2
     Item 11.  Executive Compensation.                                     2
     Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.                                                      2
     Item 13.  Certain Relationships and Related Transactions.             2

PART IV                                                                    2
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.                                                             2

     In no-action letters issued to a variety of issuers of asset-backed or pass-through certificates representing ownership interests in, or of asset-backed notes issued by, trusts established by financial institutions, whose principal assets are receivables generated under motor vehicle retail installment sales contracts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See e.g., Bay View Auto Trusts (January 15, 1998); Nissan Auto Receivables 1995-A Grantor Trust (June 28, 1996); CIT Group Securitization Corp. II (January 25, 1996); AFG Receivables Trust 1995-A (May 29, 1996); Old Kent Auto Receivables Trust 1995-A (April 11, 1996); Mercedes-Benz Credit Corp., (January 6, 1995); CIT Group Securitization Corp.
(April 15, 1994); Western Financial Savings Bank, F.S.B. (January 7, 1994); Toyota Motor Credit Corp. (November 11, 1993); Hyundai Motor Finance Co. (August 20, 1993); World Omni Financial Corp. (March 24, 1993); American Honda Receivables Corp. (March 12, 1993); and Volvo Auto Receivables Grantor Trust 1992-B (January 28, 1993).

     The Charming Shoppes Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated December 24, 1992 (as amended, supplemented or otherwise modified, the "Agreement"), between Charming Shoppes Receivables Corp. ("CSRC") and First Union National Bank, as Trustee. The assets of the Trust include, among other things, credit card receivables ("Receivables") and all collections due or to become due with respect thereto. On July 22, 1999, the Trust issued Series 1999-1 Class A Floating Rate Asset Backed Certifcates and Series 1999-1 Class B Floating Rate Asset Backed Certificates in a public offering. On July 22, 1999, the Trust also privately placed Series 1999-1 Class C Floating Rate Asset Backed Certificates and Series 1999-1 Class D Floating Rate Asset Backed Certificates (collectively, the "Certificates").

     This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                  PART I

Item 1.   Business.

     Omitted.

Item 2.   Properties.

     The assets of the Trust include, among other things, Receivables and all collections due or to become due with respect thereto.

Item 3.   Legal Proceedings.

     None with respect to the Certificates or the Trust.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None with respect to the Certificates or the Trust.

                                  PART II


Item  5.    Market  for Registrant's Common Equity and Related  Stockholder
Matters.

     To the best knowledge of CSRC and the Trust, there is no established public trading market for the Certificates.

Item 6.   Selected Financial Data.

     Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

                                   (1)

Item 8.   Financial Statements and Supplementary Data.

     Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrants.

     Omitted.

Item 11.  Executive Compensation.

     Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Omitted.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Listed below are the documents filed as part of this report:


Exhibit
  No.     Document Description

 20.1 Monthly Payment Instructions and Notification to the Trustee and Monthly Certificateholders' Statement, dated as of April 17, 2000, incorporated by reference to Form 8-K of the Registrant dated as of April 17, 2000. (Exhibit No. 20-1).

     (b)  Reports on Form 8-K:

                                   (2)
The following Form 8-K's have been filed with the Commission:

Date                Items Listed

September 29, 1999  Monthly Payment Instructions and Notification to the
                    Trustee and Monthly Certificateholders' Statement, dated as of September 15, 1999.

October 22, 1999    Monthly Payment Instructions and Notification to the
                    Trustee and Monthly Certificateholders' Statement, dated as of October 15, 1999.

December 3, 1999    Monthly Payment Instructions and Notification to the
                    Trustee and Monthly Certificateholders' Statement, dated as of November 15, 1999.

December 22, 1999   Monthly Payment Instructions and Notification to the
                    Trustee and Monthly Certificateholders' Statement, dated as of December 15, 1999.

January 28, 2000    Monthly Payment Instructions and Notification to the
                    Trustee and Monthly Certificateholders' Statement, dated as of January 15, 2000.

March 1, 2000       Monthly Payment Instructions and Notification  to the
                    Trustee and Monthly Certificateholders' Statement, dated as of February 15, 2000.

March 29, 2000      Monthly Payment Instructions and Notification  to the
                    Trustee and Monthly Certificateholders' Statement, dated as of March 15, 2000.

April 27, 2000      Monthly Payment Instructions and Notification  to the
                    Trustee and Monthly Certificateholders' Statement, dated as of April 17, 2000.

                                     (3)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bensalem and State of Pennsylvania, on the 24th day of April, 2000.

                              CHARMING SHOPPES RECEIVABLES CORP.

                              By: /s/Eric M. Specter
                              Name: Eric M. Specter
                              Title: President and Assistant Secretary
                              (Principal Financial and Accounting Officer)

                              SPIRIT OF AMERICA, INC., as Servicer on
                              behalf of Charming Shoppes Master Trust

                              By: /s/Eric M. Specter
                              Name: Eric M. Specter
                              Title: President
                              (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons for Charming Shoppes Receivables Corp. in the capacities and on the dates indicated.

     Signature                      Title                        Date

/s/ Eric M. Specter   Director, President and Assistant     April 24, 2000
    Eric M. Specter   Secretary (Principal Executive
                      Officer and Principal Financial
                      and Accounting Officer)

/s/Kirk R. Simme      Director                              April 24, 2000
   Kirk R. Simme

/s/ Colin D. Stern    Director                              April 24, 2000
    Colin D. Stern

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons for Spirit of America, Inc. in the capacities and on the dates indicated.

     Signature                      Title                        Date

/s/Eric M. Specter        Director and President            April 24, 2000
   Eric M. Specter        (Principal Executive Officer
                          and Principal Financial and
                          Accounting Officer)

/s/Kirk R. Simme          Director                          April 24, 2000
   Kirk R. Simme

/s/Kathleen H. Lieberman  Director                          April 25, 2000
   Kathleen H. Lieberman

                             INDEX TO EXHIBITS



Exhibit
  No.    Document Description

 20.1 Monthly Payment Instructions and Notification to the Trustee and Monthly Certificateholders' Statement, dated as of April 17, 2000, incorporated by reference to Form 8-K of the Registrant dated as of April 17, 2000. (Exhibit No. 20-1).